Form 10-K
period 1996-12-31
SAXON ASSET SEC TR 1996-1 MORT LN ASSET BKED CERT SE 1996-1
filed 1997-03-26
CIK 1023133

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from August 15, 1996 (Commencement of Operations) to December 31, 1996

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number 34-020552

                       Saxon Asset Securities Trust 1996-1
             Mortgage Loan Asset Backed Certificates, Series 1996-1

             (Exact name of registrant as specified in its charter)

         Virginia                         52-1785164
(State or other jurisdiction of    I.R.S.  Employer
incorporation or organization)      Identification No.)

                    4880 Cox Road, Glen Allen, Virginia 23060

               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code : (804) 967-7400

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Documents incorporated by reference:  None

              Page 1 of 5                          This report consists of 15
                                                consecutively numbered pages.

SAXON ASSET SECURITIES TRUST 1996-1


TABLE OF
CONTENTS
                                                                Page
PART I
Item  1. Business...................................................3

Item  2. Properties.................................................3

Item  3. Legal Proceedings................................... ......3

Item  4. Submission of Matters to a Vote of Security Holders........3

PART II
Item  5. Market for Registrant's Common Equity and
              Related Stockholder Matters...........................3

Item  6. Selected Financial Data....................................3

Item  7. Management's Discussion and Analysis of
           Financial Condition and Results of Operations............3

Item  8. Financial Statements and Supplementary Data................3

Item  9. Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.............3

PART III
Item 10. Directors and Executive Officers of the Registrant.........3

Item 11. Executive Compensation.....................................4

Item 12. Security Ownership of Certain Beneficial Owners
                    and Management...................................4

Item 13. Certain Relationships and Related Transactions..............4

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
                         on Form 8-K..................................4

SIGNATURE.............................................................5

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act...... ...........................................6

INDEX TO EXHIBITS........... ..........................................7

This Annual Report on Form 10-K is filed in accordance with a letter dated March 13, 1997 sent to the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission (the "Commission") requesting that the Commission enter an order pursuant to Section 12(h) of the Securities Exchange Act of 1934 (the "Exchange Act"), granting exemption for the Trust from the reporting requirements of Section 13 and 15(d), or issue a no action letter to like effect. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.



PART I


Item 1.  Business

Omitted.

Item 2.  Properties

Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust..

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock.

As of January 2, 1997, the number of holders of each Class of Offered Certificates was as follow:

         Class A-1     1
         Class A-2     6
         Class A-3     9


Item 6.  Selected Financial Data

Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

Omitted.

Item 8.  Financial Statements and Supplementary Data

Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.


PART III


Item 10. Directors and Executive Officers of the Registrant

Omitted.

Item 11. Executive Compensation

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following entities own more than 5% of the specified Class of Certificates. These positions are held through the Depository Trust Company. The Master Servicer has not been advised that any such DTC participants are beneficial owners.


Class A-1     LBI Lehman Government Securities Inc.

Class A-2     Bank of New York
              Bankers Trust Company
              United States National Bank of Oregon

Class A-3     Bankers Trust Company
              Chase Manhattan Bank/Chemical
              French American Banking Corp.
              Boston Safe Deposit & Trust Co.
              First National Bank of Chicago
              Republic National Bank of New York - Investment Account

Item 13. Certain Relationships and Related Transactions

No reportable transactions have occurred.



PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Omitted.

    (2)  Financial Statement Schedules:

        Omitted.

    (3)  Exhibits:

   Annual Master Servicer Statement of Compliance, filed as Exhibit 99.1 hereto.

   Annual  Servicer  Statement of  Compliance,  filed as Exhibit 99.2 hereto.

   Annual Compilation of Selected Financial Information, filed as Exhibit 99.3 hereto.

   Annual Statement of Independent Accountants for each Servicer, filed as Exhibit 99.4 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 1996.

      Current Reports on Form 8-K, dated September 25, 1996, October 25, 1996 and November 25, 1996 were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same dates. The items reported in such Current Report were
      Item 5 (Other Events).

(c)      Exhibits to this report are listed in Item (14)(a)(3) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Saxon Asset Securities Trust 1996-1
                                       Mortgage Loan Asset Backed Certificates
                                       1996-1


Date:  March 25, 1997                  By:      /s/ Brad Adams
                                                --------------
                                                Brad Adams
                                                VicePresident

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

INDEX TO EXHIBITS


Exhibit
Number                     Description of Exhibits                     Page


     99.1             Annual Statement of Compliance                     8

     99.2             Annual Servicing Reports                          10

     99.3             Annual Compilation of Selected Financial
                          Information                                   12

     99.4             Annual Statement of Independent Accountants' for Each
                          Servicer                                      14

                                  EXHIBIT 99.1

                         ANNUAL STATEMENT OF COMPLIANCE

                         ANNUAL STATEMENT OF COMPLIANCE

I, Nelda Roberts, hereby certify that I am a Vice President of Texas Commerce Bank National Association, ("the Master Servicer") acting as Master Servicer, pursuant to a Trust Agreement ("Agreement") with Saxon Asset Securities Trust 1996-1, and further certify to the best of my knowledge and after due inquiry, the following:

         I have reviewed the activities of the Master Servicer, during the preceding calendar year and the performance under the Agreement. To the best of my knowledge, based on such review, Texas Commerce Bank, as Master Servicer, has performed and fulfilled its duties, responsibilities and obligations under the Agreement in all material respects during the applicable period.

         I have conducted an examination of the activities of each Servicer during the preceding calendar year and the performance of such Servicer under the related Servicing Agreement.

         I have examined each Servicer's Fidelity Bond and Errors and Omissions Policy and each such bond or policy is in effect and conforms to the requirements of the related Servicing Agreement.

         I have received from each Servicer such Servicer's annual audited financial statements and such other information as is required by the Guide and to the best of my knowledge, based on such examination, each Servicer has performed and fulfilled its duties, responsibilities and obligations under its Servicing Agreement in all material respects throughout such year.



/s/ Nelda C. Roberts
Nelda C. Roberts
Title:  Vice President and Trust Officer

Date:  March 25, 1997

                                  EXHIBIT 99.2


                            ANNUAL SERVICING REPORTS

                            CERTIFICATE OF COMPLIANCE

                               Saxon 96-1 and 96-2

The undersigned, an officer of Meritech Mortgage Services, Inc. (The Participant) hereby certifies as follows:

  (1) A review of the activities of the Participant during the preceding year with respect to performance under this Agreement has been made under such Officer's supervision: and

  (2) To the best of such Officer's knowledge based on such review, there is not default by the Participant in fulfillment of any of its obligations under this Agreement, or if there is any such default and the such Officer, specifying each such default and the nature and status thereof.

In witness whereof the undersigned has executed this Certificate of compliance this 3rd day of March, 1997.

Meritech Mortgage Services, Inc.

/s/Lynnette Anderson
Lynnette Anderson
Vice President

                                  EXHIBIT 99.3

              ANNUAL COMPILATION OF SELECTED FINANCIAL INFORMATION

============================
Saxon Asset Securities
Trust 1996-1
============================
Annual Compilation of Selected
Financial Information


(1) 1996 annual distribution with respect to the holder's Certificates based on original principal
amount of $1,000

                                           Principal         Interest          Total           original
    Total                   Class A-1       1,662,556.32     1,309,836.85     2,972,393.17         43000000
                            Class A-2               0.00       322,400.00       322,400.00          9600000
                            Class A-3      33,562,374.95     3,652,363.54    37,214,738.49        181489000

    Per $1,000              Class A-1            38.6641          30.4613          69.1254
                            Class A-2             0.0000          33.5833          33.5833
                            Class A-3           184.9279          20.1244         205.0523

                                                             Group I          Group II
(2)  Prepayments                                             1,110,158.26    31,929,331.60
      Subordination                                            380,362.90     1,066,731.37
increase amount

(3)  Distributions less than the                                -                -
Required Distribution Amount

(4)  Insured Payment                                            -                -

(5)  Certificate principal Balance @
12/31/96:

                            Class A-1      41,337,443.68
                            Class A-2       9,600,000.00
                            Class A-3     147,926,625.05

                                                             Group I          Group II
     Schedule Principal Balance of                          51,317,806.58   148,993,356.42
each Group @ 12/31/96

                                                             Group I          Group II
(6)  Subordinated Amount @                                     380,362.90     1,066,731.37
12/31/96

      Subordination                                             -                -
Deficit @ 12/31/96

(7)  Substitution                                               -                -
Shortfalls

(8)  Weighted Average Net Rate of                                   9.31%            7.65%
Mortgage Loans

(9) Largest mortgage loan                                      679,561.40     1,168,017.63
balance

(10) Servicing Fees                                             66,049.77       300,843.98
      Master Servicing Fees                                      9,830.32        38,870.34
      Premium Amount                                            26,098.16        85,908.70

(11) Index value for Variable Rate                                  5.44%
Certificates @ 12/31/96

(12) Pass-through rates for Variable                                5.78%
Rate Certificates





















 .

                                  EXHIBIT 99.4

ANNUAL STATEMENT OF INDEPENDENT ACCOUNTANTS FOR EACH SERVICER

DELOITTE & TOUCHE LLP
Suite 500
Eighth & Main Building
707 East Main Street
Richmond, Virginia  23219
Telephone:  (804) 697-1500
Facsimile:  (804) 697-1825

INDEPENDENT ACCOUNTANTS" REPORT

To the Board of Directors
Meritech Mortgage Services, Inc.
Fort Worth, Texas

We have examined management's assertion about Meritech Mortgage Services, Inc. ("Meritech"), compliance with servicing standards identified in the Appendix as of December 31, 1996 and for the period from May 14, 1996 (acquisition date) through December 31, 1996, included in the accompanying management assertion. Such standards were established by Meritech's management based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). Management is responsible for Meritech's compliance with these servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly included examining, on a test basis, evidence about Meritech's compliance with the servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Meritech's compliance with the servicing standards or its servicing agreements.

In our opinion, management's assertion that Meritech complied with its established servicing standards identified in the Appendix as of December 31, 1996 and for the period from may 14, 1996 (acquisition date) through December 31, 1996, is fairly stated, in all material respects.

Deloitte & Touche LLP

May 14, 1997




file=f:finrpt\secrpt\issuers\saxon\96-110k